Form 10-Q
period 1998-10-03
FANTASMA LLC
filed 1998-12-30
CIK 1067354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 3, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______ to _______


                      Commission File Number 333-61119-05

                                  FANTASMA, LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             11-3340245
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                          500 GEORGE WASHINGTON HIGHWAY
                              SMITHFIELD, RI 02917
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                  (401)231-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [ ] NO: [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Title of Each Class                             Outstanding at December 21, 1998
-------------------                             --------------------------------

None                                            None


The registrant meets the conditions set forth in General Instruction H(1)(A) and (B) of Form 10-Q and Form 10-QSB, as modified by grants of non-action relief to unrelated third parties, and is therefore filing this form with the reduced disclosure format.

                                  FANTASMA, LLC


                                QUARTERLY REPORT
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                             PAGE

   ITEM 1.  CONDENSED FINANCIAL STATEMENTS

            Condensed Balance Sheets as of December 31, 1997
               and October 3, 1998                                            3


            Condensed Statements of Operations for the three
               and nine months ended September 30, 1997
               and October 3, 1998                                            4

            Condensed Statements of Cash Flows for the nine months
               ended September 30, 1997 and October 3, 1998                   5

            Notes to Condensed Financial Statements                           6

   ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

   ITEM 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                   11

PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                11

   ITEM 2.  Changes in Securities and Use of Proceeds                        11

   ITEM 3.  Defaults Upon Senior Securities                                  11

   ITEM 4.  Submission of Matters to a Vote of Security Holders              11

   ITEM 5.  Other Information                                                11

   ITEM 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                   12

                                  FANTASMA, LLC


                            Condensed Balance Sheets
                                 (In thousands)


                                     ASSETS
                                                               DECEMBER 31,   OCTOBER 3,
                                                                  1997           1998

CURRENT ASSETS:
   Cash and cash equivalents                                     $  238         $  183
   Accounts receivable less reserves of approximately
     $402 and $432, in 1997 and 1998, respectively                5,108          2,978
   Inventories                                                    1,908          2,019
   Prepaid expenses and other current assets                         72            143
                                                                 ------         ------
         Total current assets                                     7,326          5,323
                                                                 ------         ------

Property, plant and equipment, net                                   66             24
Intangible assets                                                     3          4,499
                                                                 ------         ------
         Total assets                                            $7,395         $9,846
                                                                 ======         ======

                         LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
   Note payable to member                                        $5,425         $5,153
   Accounts payable and accrued liabilities                       1,657          1,028
                                                                 ------         ------

         Total current liabilities                                7,082          6,181

Members' equity                                                     313          3,665
                                                                 ------         ------

Total liabilities and members' equity                            $7,395         $9,846
                                                                 ======         ======



















The accompanying notes are an integral part of these condensed financial statements.

                                  FANTASMA, LLC


                       Condensed Statements of Operations
                                 (In thousands)


                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,   OCTOBER 3,    SEPTEMBER 30,    OCTOBER 3,
                                            1997          1998           1997             1998

NET SALES                                 $4,347        $3,614          $8,441          $8,455

COST OF GOODS SOLD                         2,897         2,448           6,028           5,624
                                          ------        ------          ------          ------

      Gross profit                         1,450         1,166           2,413           2,831

OPERATING EXPENSES:
   Selling                                   492           826           1,280           1,730
   General and administrative                600           605           1,511           1,543
                                          ------        ------          ------          ------
      Income (loss) from operations          358          (265)           (378)           (442)

INTEREST EXPENSE                            (103)         (134)           (267)           (302)
                                          ------        ------          ------          ------

NET INCOME (LOSS)                         $  255        $ (399)         $ (645)         $ (744)
                                          ======        ======          ======          ======




















The accompanying notes are an integral part of these condensed financial statements.

                                  FANTASMA, LLC


                       Condensed Statements of Cash Flows
                                 (In thousands)


                                                                            NINE MONTHS ENDED
                                                                         SEPTEMBER 30,   OCTOBER 3,
                                                                             1997          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $  (645)       $  (744)
    Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities-
      Depreciation and amortization                                              5            135
      Write-off of property and equipment                                       --             49
      Deferred interest on note payable to member                               --            134
      Changes in assets and liabilities -
        Accounts receivable                                                   (165)         2,130
        Inventories                                                           (754)          (111)
        Prepaid expenses and other current assets                             (105)           (71)
        Accounts payable and accrued expenses                                  299           (629)
                                                                           -------        -------
              Net cash (used in) provided by operating activities           (1,365)           893
                                                                           -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (20)           (14)
    Decrease in other assets                                                    --              3
                                                                           -------        -------
             Net cash used in investing activities                             (20)           (11)
                                                                           -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under note payable to member                                      --          5,019
    Advances payable to member                                               1,196         (1,661)
    Repayments of note payable to member                                        --         (3,764)
    Member distributions                                                        --           (531)
                                                                           -------        -------
              Net cash provided by (used in) financing activities            1,196           (937)
                                                                           -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (189)           (55)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 189            238
                                                                           -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $    --        $   183
                                                                           =======        =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                             $   360        $    --
                                                                           =======        =======
      Taxes                                                                $    --        $    --
                                                                           =======        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
   Pushdown of purchase price related to AAi.FosterGrant's
   investment in Fantasma, LLC                                             $    --        $ 4,627
                                                                           =======        =======





The accompanying notes are an integral part of these condensed financial statements.

                                  FANTASMA, LLC


                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies

         (a)      Interim Condensed Financial Statements

         The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated condensed financial statements and related notes of AAi.FosterGrant, Inc. (the Company) and Fantasma, LLC (Fantasma) for the year ended December 31, 1997 as reported in the Company's S-4 Registration Statement (SEC File No. 333-61119) which was declared effective on November 16, 1998. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The condensed balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended October 3, 1998 may not be indicative of the results that may be expected for the year ending January 2, 1999, or for any other future period.

         (b)      Organization and Business Activity

         Fantasma was organized under the laws of the State of Delaware on August 22, 1996 and began business operations on September 1, 1996. Fantasma imports and wholesales licensed watches, clocks and other novelties to customers located throughout the United States, Europe and Japan.

         Prior to September 1, 1996, Fantasma operated as a division of Overdrive Capital Corp. (formerly known as Good Stuff Corp.). Overdrive Capital Corp. (Overdrive) sold the division's operating assets to Fantasma in exchange for a two-year, $3,764,366 note. Overdrive maintained a 67% ownership interest in Fantasma, with a former stockholder of Overdrive holding a 33% ownership interest.

         In June 1998, the Company acquired an 80% interest in Fantasma for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. This member and an employee of Fantasma have options to acquire up to an additional 13% interest if certain earnings targets for Fantasma are met in 1998, 1999 and 2000. The operating agreement under which Fantasma is managed provides the Company with sole voting rights except on limited matters affecting the admission of members, capital contributions or the members' respective rights in profits, cash flow and distributions. Accordingly, for financial statement presentation, the acquisition was accounted for using the

                                  FANTASMA, LLC


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)



purchase method. The purchase price was allocated based on estimated fair market value of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, Fantasma recorded goodwill of approximately $4.6 million, which is being amortized on a straight-line basis over 10 years.

         (c)      Inventory

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods for all years presented. Finished goods inventory consists of material and overhead.

         (d)      New Accounting Standards

         In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. Fantasma will adopt this statement in its fiscal year end 1998 financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Fantasma does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements.

         (e)      Income Taxes

         Fantasma is treated as a partnership for Federal and certain State income tax purposes, whereby the membership owners are taxed on their proportionate share of Fantasma's income. As a result, Fantasma has not provided for Federal income taxes. The provision for income taxes, if any, reflects certain state taxes that are paid by Fantasma.

         (f)      Reclassifications

         Certain reclassifications have been made to the condensed financial statements to conform with the Company's presentation.

                                  FANTASMA, LLC


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 2 - Comprehensive Income

         Comprehensive net income for the three and nine months ended September 30, 1997 and October 3, 1998 was the same as net income for the three and nine months then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet Fantasma's working capital requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although Fantasma believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, which could cause actual results to differ materially from such expectations, are disclosed under the caption "Risk Factors" in the company's and Fantasma's Prospectus declared effective on November 16, 1998 contained in its Registration Statement on Form S-4 (SEC File No. 333-61119).

OVERVIEW

         Fantasma designs, imports and wholesales licensed watches, clocks and other novelties to customers located throughout the Unites States, Europe and Japan. Customers include mass merchandisers, department stores, chain drug stores, theme parks and private labels. Fantasma distributes products under numerous licensed names, including Winnie the Pooh(R), Sesame Street(R), the National Football League(R), and Peanuts(R). Approximately 80% of total sales are generated from nine mass merchandisers or department stores and one private label customer.

         Fantasma outsources manufacturing for virtually all of its products to manufacturers in Asia with the remainder outsourced to independent domestic manufacturers. Costs associated with Fantasma's numerous royalty agreements, based on net sales, are classified in costs of goods sold. Accordingly, the two principal elements comprising Fantasma's cost of goods sold are the price of purchased manufactured goods and royalties. Fantasma believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure. Operating expenses are comprised primarily of payroll, occupancy costs related to Fantasma's New York office and showroom, freight, depreciation and amortization.

                                  FANTASMA, LLC


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         In conjunction with the Company, Fantasma has changed its fiscal year end from December 31 to the Saturday closest to December 31. Fantasma has also applied this change to its quarterly interim periods during 1998 whereby each interim period will end on the last Saturday of the thirteen-week period.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in Fantasma's Condensed Statements of Operations:



                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                        SEPTEMBER 30,  OCTOBER 3,    SEPTEMBER 30,    OCTOBER 3,
                                           1997           1998           1997            1998

Net sales                                 100.0%         100.0 %        100.0 %        100.0 %
Cost of goods sold                         66.6           67.7           71.4           66.5
                                          -----          -----          -----          -----

Gross profit                               33.4           32.3           28.6           33.5
Operating expenses                         25.1           39.6           33.1           38.7
                                          -----          -----          -----          -----

Income (loss) from operations               8.3           (7.3)          (4.5)          (5.2)
Interest expense                            2.4            3.7            3.2            3.6
                                          -----          -----          -----          -----

Net income (loss)                           5.9%         (11.0)%         (7.7)%         (8.8)%
                                          =====          =====          =====          =====




THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO SEPTEMBER 30, 1997

         Net Sales. Net sales were $3.6 million for the three months ended October 3, 1998 as compared to $4.3 million for the three months ended September 30, 1997, a decrease of 16.9% or $733,000. The decrease is attributable to decreased sales of certain licensed analog watches in the third quarter of fiscal year ended 1998 as compared to the same period of the prior year.

         Gross Profit. Gross profit was $1.2 million for the three months ended October 3, 1998 as compared to $1.5 million for the three months ended September 30, 1997 a decrease of $284,000. Gross profit as a percentage of net sales decreased to 32.3% for the three months ended October 3, 1998 from 33.4% for the three months ended September 30, 1997. The decrease is primarily due to a shift in product mix from licensed product requiring low royalties to products requiring a higher royalty as a percentage of sales.

                                  FANTASMA, LLC


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         Operating Expenses. Operating expenses were $1.4 million for the three months ended October 3, 1998 as compared to $1.1 million for the three months ended September 30, 1997, an increase of 31.0% or $339,000. The increase is primarily attributable to costs associated with moving Fantasma's sales office to New York City and moving warehouse operations from a New Jersey facility to the Company's distribution facility in Rhode Island.

         Interest Expense. Interest expense was $134,000 for the three months ended October 3, 1998 as compared to $103,000 for the three months ended September 30, 1997, an increase of 30.1% or $31,000. This increase is a result of additional advances to Fantasma from the Company.

         Net Income (Loss). As a result of the factors discussed above, net loss was $399,000 for the three months ended October 3, 1998 as compared to net income of $255,000 for the three months ended September 30, 1997, a decrease of $654,000.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO SEPTEMBER 30, 1997

         Net Sales. Net sales were $8.5 million for the nine months ended October 3, 1998 compared to $8.4 million for the nine months ended September 30, 1997. Increased sales of licensed clocks were partially offset by decreased sales of licensed analog watches.

         Gross Profit. Gross profit was $2.8 million for the three months ended October 3, 1998 as compared to $2.4 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales increased to 33.5% for the three months ended October 3, 1998 from 28.6% for the three months ended September 30, 1997. The increase is primarily due to a shift in product mix from low margin analog watches to higher margin digital watches partially offset by a shift in product mix from licensed product requiring low royalties to products requiring a higher royalty as a percentage of sales.

         Operating Expenses. Operating expenses were $3.3 million for the nine months ended October 3, 1998 as compared to $2.8 million for the nine months ended September 30, 1997, an increase of 17.3% or $482,000. The increase is primarily attributable to costs associated with moving Fantasma's sales office to New York City and moving warehouse operations from a New Jersey facility to the Company's distribution facility in Rhode Island.

         Interest Expense. Interest expense was $302,000 for the nine months ended October 3, 1998 as compared to $267,000 for the nine months ended September 30, 1997, an increase of 13.1% or $35,000. This increase is a result of additional advances to Fantasma from the Company.

                                  FANTASMA, LLC


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         Net Income (Loss). As a result of the factors discussed above, net loss was $744,000 for the nine months ended October 3, 1998 as compared to net loss of $645,000 for the nine months ended September 30, 1997, an increase of $99,000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omitted pursuant to General Instruction H of Form 10-Q (the Instructions).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Omitted pursuant to the Instructions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Omitted pursuant to the Instructions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to the Instructions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 EX-27.1 Financial Data Schedule

         (b)  Reports on Form 8-K
                 The registrant filed no reports on form 8-K during the quarter ended October 3, 1998

                                  FANTASMA, LLC



SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                       Fantasma, LLC
                                       (Registrant)



Dated: December 30, 1998               /s/ Duane M. DeSisto
                                       -----------------------------------------
                                       Duane M. DeSisto
                                       Treasurer, Assistant Secretary and
                                       Chief Financial Officer (Principal
                                       Financial Officer)



Dated: December 30, 1998               /s/ Stephen J. Korotsky
                                       -----------------------------------------
                                       Stephen J. Korotsky
                                       Controller (Principal Accounting Officer)