Form 10-K405
period 1999-01-02
FANTASMA LLC
filed 1999-04-02
CIK 1067354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Under Section 13 of the Securities Exchange Act of 1934 For the fiscal year ended January 2, 1999; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      From the transition period from ________ to ________.


                                  FANTASMA, LLC
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                            11-3340245
-------------------------------                             -------------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                              Identification No.)


500 George Washington Highway, SmithfielD RI                       02917
--------------------------------------------                -------------------
  (Address of Principal Executive Offices)                       (Zip Code)


                                 (401) 231-3800
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 15, 1999, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

         The Registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K (as modified by prior no-action release) and is therefore filing this form with the reduced disclosure format.

================================================================================

================================================================================
                                     PART I
================================================================================


ITEM 1.  BUSINESS

         Fantasma, LLC, a Delaware limited liability company, (the "Company" or "Fantasma"), is a mostly-owned subsidiary of AAi.FosterGrant, Inc., a Rhode Island corporation (the "Parent").

         Fantasma designs, imports and wholesales licensed watches, clocks and other novelties to customers located primarily throughout the United States. Customers include mass merchandisers, department stores, chain drug stores, theme parks and private labels. Fantasma distributes products under numerous licensed names, including Winnie the Pooh(R), Sesame Street(R), The National Football League(R), and Peanuts(R). Approximately 51.6% of total sales are generated from three mass merchandisers.

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

         In June 1998, AAi.FosterGrant, Inc. acquired an 80% interest in Fantasma. The operating agreement under which Fantasma is managed provides AAi.FosterGrant, Inc. with sole voting rights on numerous significant matters.

ITEM 2.  PROPERTIES

         The Company's principal executive office is located at 500 George Washington Highway, Smithfield, Rhode Island 02917, which is owned by the Parent. The Company also leases an office at 307 5th Avenue, 4th Floor, New York, New York 10016. The Company believes that its facilities are suitable and adequate for its intended purposes.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings in the ordinary course of business. While the outcome of law suits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of the operation or cash flow of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to General Instruction I to Form 10-K.


================================================================================
                                     PART II
================================================================================

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's equity securities are not publicly traded. The Parent owns 80% of the Company's membership interests and the remaining minority interests are held by an officer of the Company. Thus, no trading market exists for such stock.

ITEM 6.  SELECTED FINANCIAL DATA

         Omitted pursuant to General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet Fantasma's working capital requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although Fantasma believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These risks and uncertainties include dependence on licensed brands, customer concentration and consolidation, a single site distribution facility, a limited number of delivery companies, unpredictability of discretionary consumer spending, competition, susceptibility to changing consumer preferences and uncertainties relating to the Year 2000 computer issue. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere herein.

RESULTS OF OPERATION

Year Ended January 2, 1999 compared to December 31, 1997

         Net Sales. Net sales were $14.7 million for the year ended January 2, 1999 as compared to $17.2 million for the year ended December 31, 1997, a decrease of 14.7% or $2.5 million. The decrease is attributable to decreased sales of certain licensed analog watches in 1998 as compared to 1997.

         Gross Profit. Gross profit was $4.5 million for the year ended January 2, 1999 compared to $4.6 million for the year ended December 31, 1997 a decrease of $142,000. Gross profit as a percentage of net sales increased to 30.4% from 26.8% due to a shift in product mix from low margin analog watches to higher margin digital watches.

         Operating Expenses. Operating expenses were $3.8 million for the years ended January 2, 1999 and December 31, 1997. Operating expenses were impacted by the costs associated with moving Fantasma's sales office to New York City and moving warehouse operations from a New Jersey facility to the Company's distribution facility in Rhode Island. These costs were offset by decreased variable costs associated with the decrease in net sales.

         Interest Expense. Interest expense was $453,000 for the year ended January 2, 1999 compared to $480,000 for the year ended December 31, 1997, a decrease of 5.6% or $27,000.

         Net Income. As a result of the factors discussed above, net income was $197,000 for the year ended January 2, 1999 compared to net income of $303,000 for the year ended December 31, 1997, a decrease of $106,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start Up Activities (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start up activities and organization costs to be expensed as incurred. The Company does not believe that the adoption of SOP 98-5 will have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The index to Financial Statements is included on page F-1 this Annual Report and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

================================================================================
                                    PART III
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Omitted pursuant to General Instruction I to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to General Instruction I to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Omitted pursuant to General Instruction I to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted pursuant to General Instruction I to Form 10-K.

================================================================================
                                     PART IV
================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

         The Financial Statements are listed in the index on page F-1 of this Annual Report.

         (2)      FINANCIAL STATEMENT SCHEDULE

         Valuation and Qualifying Accounts is included in the Notes to the Financial Statement on Page F-12 of this Annual Report.

         (3)      EXHIBITS

  EXHIBIT
  NUMBER                        DESCRIPTION
  -------                        -----------


   3.1*   Certificate of Formation of Fantasma, LLC

   3.2*   Amended and Restated Operating Agreement of Fantasma, LLC

   4.1* Indenture dated as of July 21, 1998, by and among AAi.FOSTERGRANT, Inc. ("AAi"), its domestic subsidiaries named therein (the "Guarantors") and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Series A and Series B 103/4% Senior Notes due 2006.

   4.2* Purchase Agreement dated as of July 16, 1998, by and among AAi, the Guarantors and NationsBanc Montgomery Securities LLC, Prudential Securities Incorporated and BancBoston Securities Inc. (the "Initial Purchasers").

  10.1* Second Amended and Restated Financing and Security Agreement by and among AAi, certain of its Subsidiaries, NationsBank, N.A., as agent, and other lenders party thereto, dated July 21, 1998.

  10.2* Fantasma, LLC Member Agreement by and among AAi, Roger D. Dreyer and Houdini Capital LTD dated as of June 23, 1998.+

  10.3.1* Fantasma, LLC Member Agreement by and among AAi and Paul Michaels dated as of June 23, 1998.

  10.3.2 Amendment to Fantasma, LLC Member Agreement by and among AAi and Paul Michaels dated as of March 26, 1999.+

  10.4 Employment Agreement between Fantasma and Roger D. Dreyer dated June 23, 1998.+

  10.5 Employment Agreement between Fantasma and Paul Michaels dated as of June 23, 1998.+

  24.1    Power of Attorney

  27.1    Financial Data Schedule for the year ended January 2, 1999.


----------
* Previously filed as an exhibit to the Company's Registration Statement No. 333-61119 on Form S-4 and by this reference is incorporated herein.

+    Management or compensatory plan or arrangement.


(B)      REPORTS ON FORM 8-K

         None.

                                  FANTASMA, LLC

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FANTASMA, LLC


Date:     April 2, 1999                 By: /s/ Duane M. DeSisto
                                            ----------------------------------
                                            Duane M. DeSisto
                                            Treasurer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               *                        /s/ Duane M. DeSisto
---------------------------------       --------------------------------------
Roger D. Dreyer                         Duane M. DeSisto
President                               Treasurer
(Principal Executive Officer)           (Principal Financial Officer)
Date:  ______________, 1999             Date: April 2, 1999


/s/ Stephen J. Korotsky
---------------------------------
Stephen J. Korotsky, Controller
(Principal Accounting Officer)
Date: April 2, 1999



AAi.FosterGrant, Inc.                   Houdini Capital Ltd.


By: /s/ Gerald F. Cerce                 By:               *
    ------------------------------         -----------------------------------
    Gerald F. Cerce                        Roger D. Dreyer
    President                              President
Date: April 2, 1999                     Date: ______________, 1999



By: /s/ Gerald F. Cerce
    -----------------------------
    (Attorney-in-fact for
    individuals indicated by
    asterisk)
Date: April 2, 1999

                                     INDEX


                                                                           PAGE
FANTASMA, LLC:

     Report of Independent Public Accountants                              F-2

     Balance Sheets as of December 31, 1997 and January 2, 1999            F-3

     Statements of Operations for the Years Ended
     December 31, 1996 and 1997 and January 2, 1999                        F-4

     Statements of Members' Equity for the Years Ended
     December 31, 1996 and 1997 and January 2, 1999                        F-5

     Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1997 and January 2, 1999                        F-6

     Notes to Financial Statements                                         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Fantasma LLC:

We have audited the accompanying balance sheets of Fantasma LLC as of December 31, 1997 and January 2, 1999 and the related statements of operations, members' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of Fantasma LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fantasma LLC as of December 31, 1997 and January 2, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


                                               /s/ Arthur Andersen LLP

Boston, Massachusetts
February 19, 1999

                                  FANTASMA LLC

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                     DECEMBER 31,       JANUARY 2,
                                                                                         1997              1999
CURRENT ASSETS:
   Cash                                                                             $           238  $           104
   Accounts receivable, less reserves of approximately $402 and $373                          5,108            5,088
   Inventory                                                                                  1,908            3,878
   Prepaids and other current assets                                                             72              203
                                                                                    ---------------  ---------------

         Total current assets                                                                 7,326            9,273
                                                                                    ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST:
   Equipment                                                                                     68               29
   Furniture and fixtures                                                                        11               --
                                                                                    ---------------  ---------------

                                                                                                 79               29

   Less--Accumulated depreciation                                                                (13)              (5)
                                                                                     ---------------  ---------------

                                                                                                 66               24
OTHER ASSETS:
   Intangible assets, net of accumulated amortization of $0 and $270                              3            4,357
                                                                                    ---------------  ---------------

         Total assets                                                               $         7,395  $        13,654
                                                                                    ===============  ===============

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Note payable to member                                                           $         3,764  $         7,088
   Advances payable to member                                                                 1,661               --
   Accounts payable and accrued expenses                                                      1,657            1,960
                                                                                    ---------------  ---------------

         Total current liabilities                                                            7,082            9,048

COMMITMENTS AND CONTINGENCIES (NOTE 1)

MEMBERS' EQUITY                                                                                 313            4,606
                                                                                    ---------------  ---------------

         Total liabilities and members' equity                                      $         7,395  $        13,654
                                                                                    ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 -------------------- YEARS ENDED -----------------
                                                                           DECEMBER 31,                JANUARY 2,
                                                                       1996             1997              1999
NET SALES                                                        $        10,815   $        17,163  $        14,645

COST OF GOODS SOLD                                                         8,838            12,562           10,186
                                                                 ---------------   ---------------  ---------------

         Gross profit                                                      1,977             4,601            4,459

OPERATING EXPENSES:
   Selling expenses                                                          643             1,501            2,197
   General and administrative expenses                                     1,023             2,259            1,612
                                                                 ---------------   ---------------  ---------------

         Income from operations                                              311               841              650

INTEREST EXPENSE                                                             236               480              453
                                                                 ---------------   ---------------  ---------------

INCOME BEFORE INCOME TAXES                                                    75               361              197

PROVISION FOR INCOME TAXES                                                   (17)              (58)              --
                                                                 ---------------   ---------------  ---------------

         Net income                                              $            58   $           303  $           197
                                                                 ===============   ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                          STATEMENTS OF MEMBERS' EQUITY

                                 (IN THOUSANDS)

                                                                      PARENT
                                                                      COMPANY         MEMBERS'
                                                                    INVESTMENT         EQUITY            TOTAL
BALANCE, DECEMBER 31, 1995                                       $         1,838   $           --   $         1,838
  Capital contribution                                                        --                1                 1
  Additional parent company investment                                       807               --               807
  Conversion of parent company investment to note payable to
    member                                                                (2,498)              --            (2,498)
  Net (loss) income                                                         (147)             205                58
                                                                 ---------------   --------------   ---------------

BALANCE, DECEMBER 31, 1996                                                    --              206               206
  Distribution to members                                                     --             (196)             (196)
  Net income                                                                  --              303               303
                                                                 ---------------   --------------   ---------------

BALANCE, DECEMBER 31, 1997                                                    --              313               313
  Distribution to members                                                     --             (531)             (531)
  Pushdown of purchase price related to AAi.FosterGrant's
    investment in Fantasma                                                    --            4,627             4,627
  Net income                                                                  --              197               197
                                                                 ---------------   --------------   ---------------

BALANCE, JANUARY 2, 1999                                         $            --   $        4,606   $         4,606
                                                                 ===============   ==============   ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 -------------------- YEARS ENDED -----------------
                                                                           DECEMBER 31,                JANUARY 2,
                                                                       1996             1997              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $            58   $           303  $           197
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                             15                11              277
     Write-off of property and equipment                                       20                --               49
     Change in assets and liabilities-
       Accounts receivable                                                 (1,811)           (1,700)              20
       Inventory                                                           (1,178)               87           (1,970)
       Prepaid expenses and other current assets                             (121)               49             (131)
       Advances payable to member                                           1,078               674           (1,661)
       Accounts payable and accrued liabilities                                54               861              303
                                                                  ---------------   ---------------  ---------------

         Net cash (used in) provided by operating activities               (1,885)              285           (2,916)
                                                                  ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                       --               (40)             (14)
   Decrease in other assets                                                    --                --                3
                                                                  ---------------   ---------------  ---------------

         Net cash used in investing activities                                 --               (40)             (11)
                                                                  ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable to member                                     1,266                --            7,088
   Repayments of note payable to member                                        --                --           (3,764)
   Parent company investment                                                  807                --               --
   Member contributions (distributions)                                         1              (196)            (531)
                                                                  ---------------   ---------------  ---------------

         Net cash provided by (used in) financing activities                2,074              (196)           2,793
                                                                  ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                               189                49             (134)

CASH, BEGINNING OF PERIOD                                                      --               189              238
                                                                  ---------------   ---------------  ---------------

CASH, END OF PERIOD                                               $           189   $           238  $           104
                                                                  ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                  $           156   $           480  $            --
                                                                  ===============   ===============  ===============
   Taxes paid                                                     $            --   $            27  $            --
                                                                  ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Conversion of parent company investment to note payable to
     member                                                       $         2,498   $            --  $            --
                                                                  ===============   ===============  ===============
   Pushdown of purchase price related to AAi.FosterGrant's
     investment in Fantasma                                       $            --   $            --  $         4,627
                                                                  ===============   ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business Activity

      Fantasma LLC (Fantasma) was organized under the laws of the State of Delaware on August 22, 1996 and began business operations on September 1, 1996. Fantasma imports and wholesales licensed watches, clocks, and other novelties, and grants credit to customers located primarily in the United States.

      Prior to September 1, 1996, Fantasma operated as a division (the Fantasma division) of Overdrive Capital Corp. (formerly known as Good Stuff Corp.). Overdrive Capital Corp. (Overdrive) sold the Fantasma division's operating assets to Fantasma LLC in exchange for a two-year $3,764,366 note. Overdrive maintained a 67% ownership interest in Fantasma, with a former stockholder of Overdrive holding a 33% ownership interest. The assets were transferred at historical book value and consisted of the following (in thousands):

                  Unexpired royalties                       $       289
                  Accounts receivable                               798
                  Inventory                                       2,600
                  Prepaid expenses                                   49
                  Furniture and equipment                            25
                  Trademarks                                          3
                                                            -----------
                           Total assets transferred         $     3,764
                                                            ===========

      The accompanying financial statements prior to the formation of Fantasma LLC represent the financial results of the Fantasma division as included in the financial statements of Overdrive from January 1, 1995 to August 31, 1996.

      In June 1998, AAi.FosterGrant, Inc. (AAi.FosterGrant) acquired an 80% interest in Fantasma for approximately $4.1 million in cash (the Acquisition). The operating agreement under which Fantasma is managed provides AAi.FosterGrant with sole voting rights on numerous significant matters. The Acquisition was accounted for using the purchase method. The purchase price was allocated based on estimated fair market value of assets and liabilities at the date of acquisition, as follows (in thousands):

                  Cash                                      $        73
                  Accounts receivable                             1,603
                  Inventory                                       2,002
                  Other current assets                              165
                  Furniture and equipment                            15
                  Goodwill                                        4,626
                  Notes payable                                  (3,500)
                  Other current liabilities                        (934)
                                                            -----------
                           Cash paid                        $     4,050
                                                            ===========

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      The book value of Fantasma's assets and liabilities immediately prior to the Acquisition approximated fair market value. Goodwill is being amortized ratably over 10 years.

      Basis of Accounting

      The accompanying financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventory

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods for all years presented. Finished goods inventory consists of material and overhead.

      Property and Equipment

      Fantasma provides for depreciation and amortization by charges to operations in amounts that allocate the cost of these assets on the straight-line and accelerated bases over their estimated useful lives as follows:

                    ASSET CLASSIFICATION           ESTIMATED USEFUL LIFE

                 Equipment                                5 years
                 Furniture and fixtures                   7 years

      Fantasma has adopted the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of this pronouncement did not have a material effect on Fantasma's financial position or financial results.

      Royalties

      Fantasma has several agreements that require royalty payments based on a percentage of certain net product sales, subject to specified minimum payments. Minimum future royalty obligations relating to these agreements total $849,000. Royalty expense was approximately $1,049,000, $1,734,000 and $1,477,000 for the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. Accrued royalties, which are included in accounts payable and accrued expenses on the accompanying balance sheets, totaled $732,000 and $707,000 at December 31, 1997 and January 2, 1999,
      respectively.

      Revenue Recognition

      Fantasma recognizes revenue from product sales, net of anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

      Concentration of Credit Risk

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Financial instruments that potentially subject Fantasma to concentrations of credit risk are principally accounts receivable. A significant portion of its business activity is with domestic mass merchandisers whose ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. During recent years, many major retailers have experienced significant financial difficulties and some have filed for bankruptcy protection; other retailers have begun to consolidate within the industry. To reduce credit risk, Fantasma routinely assesses the financial strength of its customers.

      Intangible and Other Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, Fantasma reviews its long-lived assets (consisting primarily of goodwill) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. Fantasma evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Management believes that as of each of the balance sheet dates presented none of Fantasma's long-lived assets were impaired. Amortization expense was approximately $270,000 for the year ended January 2, 1999.

      Disclosure of Fair Value of Financial Instruments

      Fantasma's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of Fantasma's financial instruments approximate fair value.

      New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Fantasma does not believe that the adoption of SFAS No. 133 will have a material impact on its financial instruments.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. Fantasma does not believe that the adoption of SOP 98-5 will have a material impact on its financial statements.

      Income Taxes

      Fantasma is treated as a partnership for federal and state income tax purposes, whereby the membership owners are taxed on their proportionate share of Fantasma's income. As a result, Fantasma has not provided for federal income taxes. The provision for income taxes reflects New York City Unincorporated Business Tax and New York State filing fees. For the period from January 1, 1996 to August 31, 1996, Fantasma accounted for state income taxes on a separate company basis.

(2)   NOTE PAYABLE

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Fantasma issued a note payable to Overdrive as consideration for the asset purchase on September 1, 1996 (see Note 1), under which it could borrow up to $5,000,000. At December 31, 1997, approximately $3,764,000 was outstanding under this note. The note accrued interest at the prime rate (8.5% at December 31, 1997). Total interest charged on this note was approximately $107,000, $320,000 and $141,000 in the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. This note was repaid in June 1998 with the proceeds from a note payable issued to AAi.FosterGrant.

      On June 13, 1998, the Company entered into a $15,000,000 demand revolving promissory note payable with AAi.FosterGrant. Borrowings under the note are secured by substantially all of Fantasma's assets and bear interest at a rate equal to AAi.FosterGrant's borrowing rate. The note is payable on demand with thirty-days notice. Total interest charged on this note was approximately $282,000 for the year ended January 2, 1999. At January 2, 1999, $7,088,000 was outstanding under this note payable.

(3)   OPTIONS

      In connection with AAi.FosterGrant's investment in Fantasma, Fantasma issued options to two employees. The options provide that the employees may purchase up to 13% of Fantasma at the fair market value on the date of grant. Certain of these options contain performance criteria and, therefore, will be accounted for as variable options. Based on 1998 activity, options to purchase 3% of Fantasma expired during the fiscal year. As of January 2, 1999 options to purchase 10% of the Company were outstanding and the exercise price was equal to or greater than the fair market value, therefore no expense was recorded.

      In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. Fantasma has determined that it will account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

      Had compensation cost for Fantasma's options been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, Fantasma's net loss for the fiscal year ended January 2, 1999 would have been $63,000.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: no dividend; yield volatility of 35.53%; risk-free interest rates of 6.00% and a weighted average expected option term of 5 years. The weighted average grant date fair value for an option to purchase a 1% membership interest in Fantasma granted during the year ended January 2, 1999 was approximately $14,400.

(4)   RELATED PARTY TRANSACTIONS

      Shared Resources

      As discussed in Note 1, for the period from January 1, 1995 to August 31, 1996, Fantasma operated as the Fantasma division of Overdrive. During this period, and for the period from September 1, 1996 to June 10,

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      1998, general corporate overhead costs related to corporate headquarters and shared administrative support were allocated by Overdrive to Fantasma based on a number of factors, including, for example, personnel and space utilized. In addition, Fantasma has operated as a division of AAi.FosterGrant since June 10, 1998 and has had similar expenses allocated to it by AAi.FosterGrant using similar factors. Management believes these allocations were reasonable and the costs of the services charged to Fantasma were not materially different from the costs that would have been incurred had Fantasma performed these functions as a stand-alone entity.

      Overdrive allocated expenses through advances. Interest on advances was charged monthly until June 10, 1998, based on the prime rate applied to the average outstanding monthly balance. Total interest charged on advances payable to Overdrive was $129,000, $160,000, and $27,000 in the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. Advances from Overdrive were repaid on June 10, 1998. Expenses allocated by AAi.FosterGrant are funded through the note payable (see Note 2 for further discussion).

(5)   SIGNIFICANT CUSTOMERS

      During the year ended January 2, 1999, three customers accounted for approximately 22%, 17% and 10% of net sales, respectively. These customers' accounts receivable balances represented approximately 27%, 14% and 4% of gross accounts receivable as of January 2, 1999.

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(6)   SEGMENT REPORTING

      The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1998 fiscal year. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one segment.

(7)   VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                           BALANCE AT       CHARGED TO      DEDUCTIONS
                          BEGINNING OF      COSTS AND          FROM         BALANCE AT
                             PERIOD          EXPENSES       RESERVES(1)    END OF PERIOD
Accounts receivable-
   December 31, 1996         $    80          $   171         $    65        $   186
   December 31, 1997             186              360             144            402
   January 2, 1999               402               --              29            373

(1)   Amounts deemed uncollectible