Form 10-Q
period 1999-04-03
FANTASMA LLC
filed 1999-05-18
CIK 1067354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended April 3, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______ to _______

                       Commission File Number 333-61119-05

                                  FANTASMA, LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    11-3340245
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

                          500 GEORGE WASHINGTON HIGHWAY
                              SMITHFIELD, RI 02917
               (Address of principal executive offices) (Zip code)

                                  (410)231-3800
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          TITLE OF EACH CLASS                  OUTSTANDING AT MAY 18, 1999
          -------------------                  ---------------------------
                 None                                      None

The registrant meets the conditions set forth in General Instruction H of Form 10-Q, as modified by grants of non-action relief to the registrant and unrelated third parties, and is therefore filing this form with the reduced disclosure format.

                                  FANTASMA, LLC

PART I.  - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  CONDENSED FINANCIAL STATEMENTS
              Condensed Balance Sheets as of January 2, 1999 and
                  April 3, 1999                                          3

              Condensed Statements of Operations for the three
                  months ended April 4, 1998 and April 3, 1999           4

              Condensed Statements of Cash Flows for the three
                  months ended April 4, 1998 and April 3, 1999           5

              Notes to Condensed Financial Statements                    6

     ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8

     ITEM 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                           10

PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                         10

     ITEM 2.  Changes in Securities and Use of Proceeds                 10

     ITEM 3.  Defaults Upon Senior Securities                           10

     ITEM 4.  Submission of Matters to a Vote of Security Holders       10

     ITEM 5.  Other Information                                         10

     ITEM 6.  Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                              12

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAI.FosterGrant, Inc.)
                            Condensed Balance Sheets
                                 (In thousands)

                                     ASSETS

                                                                          JANUARY 2,      APRIL 3,
                                                                             1999           1999
                                                                                        (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                               $   104        $    12
   Accounts receivable less reserves of approximately $373 and $532          5,088          1,896
   Inventories                                                               3,878          3,599
   Prepaid expenses and other current assets                                   203            267
                                                                           -------        -------
         Total current assets                                                9,273          5,774
                                                                           -------        -------

   Property and equipment, net                                                  24             21
   Other assets, net                                                         4,357          4,254
                                                                           -------        -------
             Total assets                                                  $13,654        $10,049
                                                                           =======        =======

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Note payable to member                                                  $ 7,088        $ 5,946
   Accounts payable and accrued liabilities                                  1,960            452
                                                                           -------        -------

         Total current liabilities                                           9,048          6,398

Members' Equity                                                              4,606          3,651
                                                                           -------        -------

Total liabilities and members' equity                                      $13,654        $10,049
                                                                           =======        =======





    The accompanying notes are an integral part of these condensed financial statements

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAI.FosterGrant, Inc.)
                       Condensed Statements of Operations
                                 (In thousands)

                                                      THREE MONTHS ENDED
                                                     APRIL 4,     APRIL 3,
                                                      1998          1999
                                                          (Unaudited)
NET SALES                                             $3,031       $1,677

COST OF GOODS SOLD                                     1,672        1,532
                                                      ------       ------

       Gross profit                                    1,359          145

OPERATING EXPENSES:
   Selling                                               648          686
   General and administrative                            591          360
                                                      ------       ------
       Income (loss) from operations                     120         (901)

   Interest expense                                     (103)         (84)
   Other income, net                                      --           30
                                                      ------       ------

   Net income (loss)                                  $   17       $ (955)
                                                      ======       ======







    The accompanying notes are an integral part of these condensed financial statements.

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAI.FosterGrant, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     THREE MONTHS ENDED
                                                                  APRIL 4,        APRIL 3,
                                                                    1998            1999
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $    17         $  (955)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization                                       4             119
    Changes in assets and liabilities -
      Accounts receivable                                           2,469           3,192
      Inventories                                                      64             279
      Prepaid expenses and other current assets                       (32)            (64)
      Accounts payable and accrued expenses                        (1,070)         (1,508)
                                                                  -------         -------
              Net cash provided by operating activities             1,452           1,063
                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in other assets                                           --             (13)
    Purchases of property and equipment                                (2)             --
                                                                  -------         -------
              Net cash used in investing activities                    (2)            (13)
                                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under note payable to member                        (3,764)             --
    Advances payable to member                                      2,076          (1,142)
                                                                  -------         -------
              Net cash used in financing activities                (1,688)         (1,142)
                                                                  -------         -------


NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                     (238)            (92)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        238             104
                                                                  -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    --         $    12
                                                                  =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                    $   360         $    --
                                                                  =======         =======





    The accompanying notes are an integral part of these condensed financial statements.

                                  FANTASMA, LLC

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

         (a) Interim Condensed Financial Statements

         The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. ("AAi" or the "Company") and Fantasma LLC for the year ended January 2, 1999 as reported in the Company's Form 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended April 3, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000 or for any other future period.

         (b) Organization and Business Activity

         Fantasma LLC (Fantasma) was organized under the laws of the State of Delaware on August 22, 1996 and began business operations on September 1, 1996. Fantasma imports and wholesales licensed watches, clocks, and other novelties; and grants credit to customers located throughout the United States.

         Prior to September 1, 1996, Fantasma operated as a division of Overdrive Capital Corp. (formerly known as Good Stuff Corp.). Overdrive Capital Corp. (Overdrive) sold the division's operating assets to Fantasma LLC in exchange for a two-year, $3,764,366 note. Overdrive maintained a 67% ownership interest in Fantasma, with a former stockholder of Overdrive holding a 33% ownership interest.

         In June 1998, AAi acquired an 80% interest in Fantasma for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As a result of the termination of the employment of this member in April 1999, the Company has the obligation to repurchase this interest for nominal consideration. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of April

                                 FANTASMA, LLC

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

3, 1999, the exercise price of options to purchase member interests in Fantasma was equal to or greater than the fair market value; therefore no expense was recorded.

         (c) Inventory

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods for all years presented. Finished goods inventory consists of material and overhead.

         (d) Income Taxes

         Fantasma is treated as a partnership for federal and state income tax purposes, whereby the membership owners are taxed on their proportionate share of Fantasma's income. As a result, Fantasma has not provided for Federal income taxes. The provision for income taxes, if any, reflects New York City unincorporated Business Tax and New York State filing fees.

Note 2 - Comprehensive Income

         Comprehensive net income was the same as net income for the periods presented.

NOTE 3 - Segment Reporting

         Fantasma has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1998 fiscal year. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. To date, Fantasma has viewed its operations and manages its business as principally one segment.

                                 FANTASMA, LLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet Fantasma's working capital and capital expenditure requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although Fantasma believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, which could cause actual results to differ materially from such expectations, are disclosed in Fantasma's Form 10-K filed with the SEC on April 2, 1999.

OVERVIEW

    Fantasma designs, imports and wholesales licensed watches, clocks and other novelties to customers located primarily throughout the United States. Customers include mass merchandisers, department stores, chain drug stores, theme parks and private labels. Fantasma distributes products under numerous licensed names, including Winnie the Pooh(R), Sesame Street(R), the National Football League(R), and Peanuts(R). Approximately 63% of total net sales are generated from seven mass merchandisers during the first quarter of fiscal 1999.

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

    In June 1998, AAi acquired an 80% interest in Fantasma. The operating agreement under which Fantasma is managed provides AAi with sole voting rights on numerous significant matters.

                                 FANTASMA, LLC

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in Fantasma's Condensed Statements of Operations:


                                                  THREE MONTHS ENDED
                                                APRIL 4,      APRIL 3,
                                                  1998          1999

           Net sales                             100.0%        100.0%
           Cost of goods sold                     55.2          91.3
                                                 -----         -----

           Gross profit                           44.8           8.7
           Operating expenses                     40.8          62.4
                                                 -----         -----

           Income (loss) from operations           4.0         (53.7)
           Interest expense,net                    3.4          (3.2)
                                                 -----         -----

           Net income (loss)                       0.6%        (56.9)%
                                                 =====         =====

THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO APRIL 4, 1998

    Net Sales. Net sales were $1.7 million for the three months ended April 3, 1999 as compared to $3.0 million for the three months ended April 4, 1998, a decrease of 45% or $ 1.4 million. The decrease is primarily attributable to decreased sales of certain licensed analog watches in the first quarter of fiscal year ended 1998 as compared to the same period of the prior year.

    Gross Profit. Gross profit was $145,000 for the three months ended April 3, 1999 as compared to $1.4 million for the three months ended April 4, 1998 a decrease of $1.1 million. Gross profit as a percentage of net sales decreased to 9% for the three months ended April 3, 1999 from 45% for the three months ended April 4, 1998. The decrease is primarily due to increased promotional sales and increased royalty expenses due to a shift in product mix.

    Operating Expenses. Operating expenses were $1.0 million for the three months ended April 3, 1999 as compared to $1.2 million for the three months ended April 4, 1998. The decrease in operating expenses is primarily attributable to savings realized as a result of consolidating office and warehouse facilities partially offset by the amortization of intangible assets.

                                 FANTASMA, LLC

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (CONTINUED)

    Interest Expense. Interest expense was $84,000 for the three months ended April 3, 1999 as compared to $103,000 for the three months ended April 4, 1998, a decrease of 18.4% or $ 19,000. This decrease is a result of a lower interest rate partially offset by a higher loan balance.

    Net Income (Loss). As a result of the factors discussed above, net loss was $955,000 for the three months ended April 3, 1999 as compared to net income of $17,000 for the three months ended April 4, 1998, a decrease of $ 972,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to the Instructions.

ITEM 5.  OTHER INFORMATION

         In April 1999, Roger Dryer, former president of the registrant, ceased his employment with FANTASMA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         EX-27.1 Financial Data Schedule

                                 FANTASMA, LLC

         (b) Reports on Form 8-K

         The registrant filed no reports on form 8-K during the quarter ended April 3, 1999

                                  FANTASMA, LLC

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      Fantasma, LLC
                                      (Registrant)

Dated: MAY 18, 1999                   /s/ Duane M. DeSisto
                                      ------------------------------------------
                                      Duane M. DeSisto
                                      Assistant Secretary and
                                      Chief Financial Officer
                                      (Principal Financial Officer)