Form 10-Q
period 1999-07-03
FANTASMA LLC
filed 1999-08-17
CIK 1067354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended July 3, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______ to _______

                       Commission File Number 333-61119-05


                                  FANTASMA, LLC
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.




                                    OUTSTANDING AT
 TITLE OF EACH CLASS                AUGUST 17, 1999
 -------------------                ---------------
 None                               None


The registrant meets the conditions set forth in General Instruction H(1)(A) and
(B) of Form 10-Q and Form 10-QSB, as modified by grants of non-action relief to the registrant and unrelated third parties, and is therefore filing this form with the reduced disclosure format.

                                 FANTASMA, LLC



                                                                                          PAGE
                                                                                          -----
PART I.  - FINANCIAL INFORMATION

     ITEM 1.      Condensed Financial Statements

                  Condensed Balance Sheets as of January 2, 1999 and July 3, 1999            3


                  Condensed Statements of Operations for the three and six
                           months ended July 4, 1998 and July 3, 1999                        4

                  Condensed Statements of Cash Flows for the six months ended
                           July 4, 1998 and July 3, 1999                                     5

                  Notes to Condensed Financial Statements                                    6

     ITEM 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               8

     ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                 10

PART II - OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                          10

     ITEM 2.      Changes in Securities and Use of Proceeds                                  11

     ITEM 3.      Defaults Upon Senior Securities                                            11

     ITEM 4.      Submission of Matters to a Vote of Security Holders                        11

     ITEM 5.      Other Information                                                          11

     ITEM 6.      Exhibits and Reports on Form 8-K                                           11

SIGNATURES                                                                                   12





                                  FANTASMA, LLC
              (A MOSTLY OWNED SUBSIDIARY OF AAI.FOSTERGRANT, INC.)
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                       JANUARY 2,            JULY 3,
                                                          1999                1999
                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $   104             $    17
   Accounts receivable less reserves of
       approximately $373 and $206                        5,088               1,817
   Inventories                                            3,878               3,338
   Prepaid expenses and other current assets                203                 262
                                                        -------             -------
         Total current assets                             9,273               5,434
                                                        -------             -------

Property and equipment, net                                  24                  19
Other assets, net                                         4,357               4,138
                                                        -------             -------
         Total assets                                   $13,654             $ 9,591
                                                        =======             =======

             LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Note payable to member                               $ 7,088             $ 7,108
   Accounts payable and accrued liabilities               1,960                 521
                                                        -------             -------

         Total current liabilities                        9,048               7,629

Members' Equity                                           4,606               1,962
                                                        -------             -------

Total liabilities and members' equity                   $13,654             $ 9,591
                                                        =======             =======




              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  FANTASMA, LLC
              (A MOSTLY OWNED SUBSIDIARY OF AAI.FOSTERGRANT, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                           JULY 4,     JULY 3,            JULY 4,   JULY 3,
                                             1998       1999               1998         1999

Net sales                                   $1,810    $ 1,167            $ 4,841      $ 2,844

Cost of goods sold                           1,682      1,478              3,354        3,010
                                            ------    -------            -------      -------

Gross profit (loss)                            128       (311)             1,487         (166)

Operating Expenses:
    Selling                                     59        502                707          862
    General and administrative                 366        754                957        1,440
                                            ------    -------            -------      -------
      Loss from operations                    (297)    (1,567)              (177)      (2,468)

Interest expense                               (65)       (69)              (168)        (153)
Other expense, net                              --        (54)                --          (24)
                                            ------    -------            -------      -------

Net loss                                    $ (362)   $(1,690)           $  (345)     $(2,645)
                                            ======    =======            =======      =======



              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  FANTASMA, LLC
              (A MOSTLY OWNED SUBSIDIARY OF AAI.FOSTERGRANT, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    SIX MONTHS ENDED
                                                                  JULY 4,        JULY 3,
                                                                   1998           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $  (345)        $(2,645)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities-
    Depreciation and amortization                                     21             236
    Write off of property and equipment                               49              --
    Changes in assets and liabilities -
      Accounts receivable                                          3,482           3,271
      Inventories                                                   (469)            540
      Prepaid expenses and other current assets                      (98)            (59)
      Advance payable to member                                   (1,661)             21
      Accounts payable and accrued expenses                         (215)         (1,439)
                                                                 -------         -------
              Net cash provided by (used in) operating
                activities                                           764             (75)
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in other assets                                3             (12)
    Purchases of property and equipment                               (2)             --
                                                                 -------         -------
    Net cash provided by (used in) investing activities                1             (12)
                                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under note payable to member                        3,712              --
    Repayments under note payable to member                       (3,764)             --
    Member distributions                                            (531)             --
                                                                 -------         -------
             Net cash used in financing activities                  (583)             --
                                                                 -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 182             (87)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       238             104
                                                                 -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   420         $    17
                                                                 =======         =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                   $    --         $    --
                                                                 =======         =======
      Income taxes                                               $    --         $    --
                                                                 =======         =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
   Pushdown of purchase price related to
   Aai.FosterGrant's investment in Fantasma                      $ 4,627         $
                                                                 =======         =======



              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  FANTASMA, LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

         (a) Interim Consolidated Condensed Financial Statements

         The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. ("AAi" or the "Company") and Fantasma LLC for the year ended January 2, 1999 as reported in the Company's Form 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended July 3, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000 or for any other future period.

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

         In June 1998, AAi acquired an 80% interest in Fantasma for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration (based on the Company's calculations). This previous member has filed a lawsuit against the Company and fantasma asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. See Part II, Item 1
- Legal Proceedings. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of July 3, 1999,

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded.

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

Note 2 - Comprehensive Loss

         Comprehensive loss was the same as net loss for the periods presented.

NOTE 3 - Segment Reporting

         Fantasma has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1998 fiscal year. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. To date, Fantasma has viewed its operations and manages its business as principally one segment.

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

OVERVIEW

    Fantasma designs, imports and wholesales licensed watches, clocks and other novelties to customers located primarily throughout the United States. Customers include mass merchandisers, department stores, chain drug stores, theme parks and private labels. Fantasma distributes products under numerous licensed names, including Winnie the Pooh(R), Sesame Street(R), the National Football League(R), and Peanuts(R). Approximately 58% of total net sales are generated from seven mass merchandisers.

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

    In June 1998, AAi acquired an 80% interest in Fantasma. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration (based on the Company's calculations). This previous member has filed a lawsuit against the Company and Fantasma as more fully described in Part II, Item 1 - Legal Proceedings. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of July 3, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. The operating agreement under which Fantasma is managed provides AAi with sole voting rights on numerous significant matters.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in Fantasma's Condensed Statements of Operations:



                                               THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                           JULY 4,              JULY 3,                     JULY 4,              JULY 3,
                                            1998                 1999                        1998                 1999

Net sales                                  100.0%               100.0%                       100.0%               100.0%
Cost of goods sold                          92.9                126.7                         69.3                105.8
                                           -----                -----                        -----                -----
Gross profit (loss)                          7.1                (26.7)                        30.7                 (5.8)
Operating expenses                          23.5               (107.6)                        34.4                 81.0
                                           -----                -----                        -----                -----

Loss from operations                       (16.4)              (134.3)                        (3.7)               (86.8)
Interest expense                            (3.6)                (5.9)                        (3.4)                (5.4)
Other expense, net                            --                 (4.6)                          --                 (0.8)
                                           -----                -----                        -----                -----
Net Loss                                   (20.0)              (144.8)                        (7.1)               (93.0)


THREE MONTHS ENDED JULY 3, 1999 COMPARED TO JULY 4, 1998

         Net Sales. Net sales were $1.2 million for the three months ended July 3, 1999 as compared to $1.8 million for the three months ended July 4, 1998, a decrease of 35.5% or $643,000. The decrease is attributable to decreased sales of watches and clocks as a result of a general trend away from character merchandise.

         Gross Profit (Loss). Gross loss was $311,000 for the three months ended July 3, 1999 as compared to gross profit of $128,000 for the three months ended July 4, 1998 a decrease of $439,000. The Company incurred a loss primarily due to increased promotional sales and closeout sales in an effort to reduce inventory levels. The Company has evaluated the remaining inventory and has provided reserves to ensure it is stated at its net realizable value.

         Operating Expenses. Operating expenses were $1.3 million for the three months ended July 3, 1999 as compared to $425,000 for the three months ended July 4, 1998, an increase of $831,000. The increase in operating expenses is primarily attributable to additional design and selling expenditures for new non-licensed product development and additional payroll.

         Interest Expense. Interest expense was $69,000 for the three months ended July 3, 1999 as compared to $65,000 for the three months ended July 4, 1998, an increase of 6.2% or $4,000. This increase is a result of higher loan balances partially offset by a lower effective rate obtained subsequent to the acquisition.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                                   (CONTINUED)

         Net Loss. As a result of the factors discussed above, net loss was $1.7 million for the six months ended July 3, 1999 as compared to a net loss of $362,000 for the six months ended July 4, 1998, an increase of $1.3 million.

SIX MONTHS ENDED JULY 3, 1999 COMPARED TO JULY 4, 1998

         Net Sales. Net sales were $2.8 million for the six months ended July 3, 1999 as compared to $4.8 million for the six months ended July 4, 1998, a decrease of 41.3% or $2.0 million. The decrease is attributable to decreased sales of certain licensed analog watches and a general trend away from character merchandise.

         Gross Profit (Loss). Gross loss was $166,000 for the six months ended July 3, 1999 as compared to gross profit of $1.5 million for the six months ended July 4, 1998, a decrease of $1.7 million. The Company incurred a loss primarily due to increased promotional sales and closeout sales in an effort to reduce inventory levels. The Company has evaluated the remaining inventory and has provided reserves to ensure it is stated at its net realizable value.

         Operating Expenses. Operating expenses were $2.3 million for the six months ended July 3, 1999 as compared to $1.7 million for the six months ended July 4, 1998, an increase of $638,000. The increase in operating expenses is primarily attributable to additional design and selling expenditures for new non-licensed product development and additional payroll.

         Interest Expense. Interest expense was $153,000 for the six months ended July 3, 1999 as compared to $168,000 for the six months ended July 4, 1998, a decrease of 8.9% or $15,000. This increase is a result of a favorable rate obtained subsequent to the acquisition partially offset by a slightly higher loan balance.

         Net Loss. As a result of the factors discussed above, net loss was $2.6 million for the six months ended July 3, 1999 as compared to a net loss of $345,000 for the six months ended July 4, 1998, an increase of $2.3 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omitted pursuant to General Instruction H of Form 10-Q (the Instructions).

                                OTHER INFORMATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 14, 1999, Roger D. Dreyer and Houdini Capital Corporation filed a complaint in United States District Court for the District of Rhode Island against the Company and Fantasma, claiming $600,000 in damages for breach of Mr. Dreyer's employment contract, $350,000 as the balance of purchase price to Mr. Dreyer for the sale of his 13% interest in Fantasma, $13,500 as wages, damages for retention of artwork and to Mr. Dreyer's reputation, the value of Houdini's 20% interest in Fantasma, punitive damages and attorney's fees. On July 22, 1999 the Company and Fantasma answered the complaint by denying all claims (including the breach of employment contract claim), and by asserting defenses. In the answer, the Company also asserted counterclaims for $563,000 and for the transfer of Houdini's 20% interest in Fantasma.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Omitted pursuant to the Instructions.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Omitted pursuant to the Instructions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted pursuant to the Instructions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         EX-27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

         The registrant filed no reports on form 8-K during the quarter ended July 3, 1999

                                  FANTASMA, LLC

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Fantasma, LLC
                                        (Registrant)

Dated: AUGUST 17, 1999                  /s/ Duane M. DeSisto
                                        -------------------------------------
                                        Duane M. DeSisto
                                        Assistant Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)